Form 10-K
period 2016-12-31
Capital Auto Receivables Asset Trust 2016-1; CAPITAL AUTO RECEIVABLES LLC
filed 2017-03-24
CIK 1668186, 893958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________.

Capital Auto Receivables Asset Trust 2016-1
(Exact name of issuing entity as specified in its charter)

Commission file number of issuing entity: 333-208079-01

Central Index Key Number of issuing entity: 0001668186

Capital Auto Receivables LLC
(Exact name of depositor as specified in its charter)

Commission file number of depositor: 333-208079

Central Index Key Number of depositor: 0000893958

Ally Financial Inc.
(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor (if applicable): 0000040729

DELAWARE	81-6282685
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Capital Auto Receivables LLC
500 Woodward Avenue
Detroit, Michigan
48226
(Address of principal executive offices)
(Zip Code)
(866) 710-4623
(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act: None

Securities required to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Acts. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ Not applicable to this registrant.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  "large accelerated filer,"  "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Smaller Reporting Company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference. None

INDEX

Capital Auto Receivables Asset Trust 2016-1

Part I
Item 1.	Business*
Item 1A.	Risk Factors*
Item 1B.	Unresolved Staff Comments
Item 2.	Properties*
Item 3.	Legal Proceedings*
Item 4.	Mine Safety Disclosures
Part II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities*
Item 6.	Selected Financial Data*
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations*
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk*
Item 8.	Financial Statements and Supplementary Data*
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure*
Item 9A.	Controls and Procedure*
Item 9B.	Other Information
Part III
Item 10.	Directors, Executive Officers and Corporate Governance*
Item 11.	Executive Compensation*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13.	Certain Relationships and Related Transactions and Director Independence*
Item 14.	Principal Accounting Fees and Services*
Part IV
Item 15.	Exhibits, Financial Statement Schedules

* Item is omitted in accordance with General Instructions J to Form 10-K.

Part I

Item 1B. Unresolved Staff Comments

None.

Item 4. Mine Safety Disclosures

Not applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

There are no significant obligors with respect to the pool assets held by Capital Auto Receivables Asset Trust 2016-1 (the “Issuing Entity”).

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment of the pool assets held by the Issuing Entity or payments on the notes (the “Notes”) or certificates (the “Certificates”) issued by the Issuing Entity.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cashflows from the Issuing Entity.

Item 1117 of Regulation AB. Legal Proceedings.

There are no current legal proceedings pending, or to the best knowledge of management of such entity, threatened, against the Issuing Entity, the sponsor, the servicer or the depositor that, if determined adversely to such party, would be expected to have a material adverse effect on the performance of the notes.

The owner trustee has represented to the Issuing Entity that it is not a party to any current legal proceedings, nor is its management aware of any legal proceedings threatened against it that, if determined adversely to such party, would be expected to have a material adverse effect on the performance of the notes.

Part II

Item 9B. Other Information

None.

Part III

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.  The information has been provided previously in a Prospectus, dated March 9, 2016, filed by the Issuing Entity, pursuant to Rule 424(b)(5) of the Securities Act of 1933 on March 11, 2016.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Ally Financial Inc. (“Ally Financial”) and Deutsche Bank Trust Company Americas (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2016, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to each such Servicing Participant.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Ally Financial has been identified as the servicer during the reporting period with respect to the pool assets held by the Issuing Entity. Ally Financial has provided a statement of compliance with the applicable servicing activities (the “Compliance Statement”), signed by an authorized officer, and such Compliance Statement is attached as an exhibit to this Form 10-K.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List the following documents filed as a part of the report:

(1)	Financial Statements — Not Applicable.

(2)	Financial Statement Schedules — Not Applicable.

(3)	Exhibits

•
Limited Liability Company Agreement of Capital Auto Receivables LLC entered into on October 20, 2006, as amended by Amendment No.1 to Limited Liability Company Agreement, dated as of November 20, 2006.

•
Indenture between Capital Auto Receivables Asset Trust 2016-1 (the "Issuing Entity”) and Deutsche Bank Trust Company Americas, as Indenture Trustee (the “Indenture Trustee”), dated as of March 16, 2016.

•	Trust Agreement between Capital Auto Receivables LLC, as Depositor, and BNY Mellon Trust of Delaware, as Owner Trustee, dated as of March 16, 2016.

•	Pooling and Servicing Agreement between Ally Financial Inc. ("Ally Financial"), as Seller and Servicer, and Capital Auto Receivables LLC, dated as of March 16, 2016.

•	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2016.

•	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Deutsche Bank Trust Company Americas for the year ended December 31, 2016.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 10, 2017 for the year ended December 31, 2016.

•
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Deutsche Bank Trust Company Americas dated February 24, 2017 for the year ended December 31, 2016.

•	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2016.

•	Trust Sale and Servicing Agreement among Capital Auto Receivables LLC, as Depositor, Ally Financial, as Servicer, Custodian and Seller, and the Issuing Entity, dated as of March 16, 2016.

•	Custodian Agreement between Ally Financial, as Custodian, and Capital Auto Receivables LLC, as Depositor, dated as of March 16, 2016.

•	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and the Indenture Trustee, dated as of March 16, 2016.

•	Asset Representations Review Agreement among the Issuing Entity, Ally Financial, as Sponsor, and Clayton Fixed Income Services LLC, as Asset Representations Reviewer, dated as of March 16, 2016.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Auto Receivables LLC, as Depositor

/s/ Ryan C. Farris
Ryan C. Farris
President
(Senior Officer in charge of securitization of the depositor)

Date: March 24, 2017

Index of Exhibits

Exhibit	Description	Method of Filing

3.1
Limited Liability Company Agreement of Capital Auto Receivables LLC entered into on October 20, 2006, as amended by Amendment No.1 to Limited Liability Company Agreement, dated as of November 20, 2006.
**
4.1
Indenture between Capital Auto Receivables Asset Trust 2016-1 (the “Issuing Entity”) and Deutsche Bank Trust Company Americas, as Indenture Trustee (the “Indenture Trustee”), dated as of March 16, 2016.
*
4.2	Trust Agreement between Capital Auto Receivables LLC, as Depositor, and BNY Mellon Trust of Delaware, as Owner Trustee, dated as of March 16, 2016.	*
4.3	Pooling and Servicing Agreement between Ally Financial Inc. ("Ally Financial"), as Seller and Servicer, and Capital Auto Receivables LLC, dated as of March 16, 2016.	*
31.1	Certification of Executive Officer Pursuant to Rule 13a-14(d)/15d-14(d).	Filed herewith.
33.1	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2016.	Filed herewith.
33.2	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Deutsche Bank Trust Company Americas for the year ended December 31, 2016.	Filed herewith.
34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 10, 2017 for the year ended December 31, 2016.	Filed herewith.
34.2
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Deutsche Bank Trust Company Americas, dated February 24, 2017 for the year ended December 31, 2016.
Filed herewith.
35.1	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2016.	Filed herewith.
99.1	Trust Sale and Servicing Agreement among Capital Auto Receivables LLC, as Depositor and Ally Financial, as Servicer, Custodian and Seller, and the Issuing Entity, dated as of March 16, 2016.	*
99.2	Custodian Agreement between Ally Financial, as Custodian, and Capital Auto Receivables LLC, as Depositor, dated as of March 16, 2016.	*
99.3	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and the Indenture Trustee, dated as of March 16, 2016.	*
99.4	Asset Representations Review Agreement among the Issuing Entity, Ally Financial, as Sponsor, and Clayton Fixed Income Services LLC, as Asset Representations Reviewer, dated as of March 16, 2016.	*

*	Incorporated by reference to the corresponding Exhibit to the Issuing Entity’s Current Report on Form 8-K filed on March 17, 2016 (File No. 333-208079-01).

**	Incorporated by reference to Exhibit 3.1 of Capital Auto Receivables LLC’s Post-Effective Amendment No. 3 to Form S-3 Registration Statement filed on December 4, 2006 (File No. 333-105077).