Form 10-K
period 2017-12-31
Capital Auto Receivables Asset Trust 2016-1; CAPITAL AUTO RECEIVABLES LLC
filed 2018-03-28
CIK 1668186, 893958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ Not applicable to this registrant.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Ally Financial Inc. (“Ally Financial”) and Deutsche Bank Trust Company Americas (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2017, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

•	Trust Agreement between Capital Auto Receivables LLC, as Depositor, and BNY Mellon Trust of Delaware, as Owner Trustee, dated as of March 16, 2016.

•	Pooling and Servicing Agreement between Ally Financial Inc. ("Ally Financial"), as Seller and Servicer, and Capital Auto Receivables LLC, dated as of March 16, 2016.

•	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2017.

•	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Deutsche Bank Trust Company Americas for the year ended December 31, 2017.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 9, 2018 for the year ended December 31, 2017.

•
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Deutsche Bank Trust Company Americas dated February 28, 2018 for the year ended December 31, 2017.

•	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2017.

•	Trust Sale and Servicing Agreement among Capital Auto Receivables LLC, as Depositor, Ally Financial, as Servicer, Custodian and Seller, and the Issuing Entity, dated as of March 16, 2016.

•	Custodian Agreement between Ally Financial, as Custodian, and Capital Auto Receivables LLC, as Depositor, dated as of March 16, 2016.

•	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and the Indenture Trustee, dated as of March 16, 2016.

•	Asset Representations Review Agreement among the Issuing Entity, Ally Financial, as Sponsor, and Clayton Fixed Income Services LLC, as Asset Representations Reviewer, dated as of March 16, 2016.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Auto Receivables LLC, as Depositor

/s/ Ryan C. Farris
Ryan C. Farris
President
(Senior Officer in charge of securitization of the depositor)

Date: March 28, 2018

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
*
4.2	Trust Agreement between Capital Auto Receivables LLC, as Depositor, and BNY Mellon Trust of Delaware, as Owner Trustee, dated as of March 16, 2016.	*
4.3	Pooling and Servicing Agreement between Ally Financial Inc. ("Ally Financial"), as Seller and Servicer, and Capital Auto Receivables LLC, dated as of March 16, 2016.	*
31.1	Certification of Executive Officer Pursuant to Rule 13a-14(d)/15d-14(d).	Filed herewith.
33.1	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2017.	Filed herewith.
33.2	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Deutsche Bank Trust Company Americas for the year ended December 31, 2017.	Filed herewith.
34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 9, 2018 for the year ended December 31, 2017.	Filed herewith.
34.2
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Deutsche Bank Trust Company Americas, dated February 28, 2018 for the year ended December 31, 2017.
Filed herewith.
35.1	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2017.	Filed herewith.
99.1	Trust Sale and Servicing Agreement among Capital Auto Receivables LLC, as Depositor and Ally Financial, as Servicer, Custodian and Seller, and the Issuing Entity, dated as of March 16, 2016.	*
99.2	Custodian Agreement between Ally Financial, as Custodian, and Capital Auto Receivables LLC, as Depositor, dated as of March 16, 2016.	*
99.3	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and the Indenture Trustee, dated as of March 16, 2016.	*
99.4	Asset Representations Review Agreement among the Issuing Entity, Ally Financial, as Sponsor, and Clayton Fixed Income Services LLC, as Asset Representations Reviewer, dated as of March 16, 2016.	*

*	Incorporated by reference to the corresponding Exhibit to the Issuing Entity’s Current Report on Form 8-K filed on March 17, 2016 (File No. 333-208079-01).

**	Incorporated by reference to Exhibit 3.1 of Capital Auto Receivables LLC’s Post-Effective Amendment No. 3 to Form S-3 Registration Statement filed on December 4, 2006 (File No. 333-105077).