Form 10-K
period 2018-12-31
Capital Auto Receivables Asset Trust 2016-1; CAPITAL AUTO RECEIVABLES LLC
filed 2019-03-25
CIK 1668186, 893958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Acts. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ Not applicable to this registrant.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  "large accelerated filer,"  "accelerated filer," "non-accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Smaller reporting company
☑ Non-accelerated filer	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

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

Documents incorporated by reference. None

INDEX

Capital Auto Receivables Asset Trust 2016-1

Part I
Item 1.	Business*
Item 1A.	Risk Factors*
Item 1B.	Unresolved Staff Comments
Item 2.	Properties*
Item 3.	Legal Proceedings*
Item 4.	Mine Safety Disclosures
Part II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities*
Item 6.	Selected Financial Data*
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations*
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk*
Item 8.	Financial Statements and Supplementary Data*
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure*
Item 9A.	Controls and Procedure*
Item 9B.	Other Information
Part III
Item 10.	Directors, Executive Officers and Corporate Governance*
Item 11.	Executive Compensation*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13.	Certain Relationships and Related Transactions and Director Independence*
Item 14.	Principal Accounting Fees and Services*
Part IV
Item 15.	Exhibits, Financial Statement Schedules
Item 16.	Form 10-K Summary

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Ally Financial Inc. (“Ally Financial”) and Deutsche Bank Trust Company Americas (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2018, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

•	Trust Agreement between Capital Auto Receivables LLC, as Depositor, and BNY Mellon Trust of Delaware, as Owner Trustee, dated as of March 16, 2016.

•	Pooling and Servicing Agreement between Ally Financial Inc. ("Ally Financial"), as Seller and Servicer, and Capital Auto Receivables LLC, dated as of March 16, 2016.

•	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

•	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2018.

•	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Deutsche Bank Trust Company Americas for the year ended December 31, 2018.

•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 12, 2019 for the year ended December 31, 2018.

•
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Deutsche Bank Trust Company Americas dated February 28, 2019 for the year ended December 31, 2018.

•	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2018.

•	Trust Sale and Servicing Agreement among Capital Auto Receivables LLC, as Depositor, Ally Financial, as Servicer, Custodian and Seller, and the Issuing Entity, dated as of March 16, 2016.

•	Custodian Agreement between Ally Financial, as Custodian, and Capital Auto Receivables LLC, as Depositor, dated as of March 16, 2016.

•	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and the Indenture Trustee, dated as of March 16, 2016.

•	Asset Representations Review Agreement among the Issuing Entity, Ally Financial, as Sponsor, and Clayton Fixed Income Services LLC, as Asset Representations Reviewer, dated as of March 16, 2016.

Item 16. Form 10-K Summary

None.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Auto Receivables LLC, as Depositor

/s/ Ryan C. Farris
Ryan C. Farris
President
(Senior Officer in charge of securitization of the depositor)

Date: March 25, 2019

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
*
4.2	Trust Agreement between Capital Auto Receivables LLC, as Depositor, and BNY Mellon Trust of Delaware, as Owner Trustee, dated as of March 16, 2016.	*
4.3	Pooling and Servicing Agreement between Ally Financial Inc. ("Ally Financial"), as Seller and Servicer, and Capital Auto Receivables LLC, dated as of March 16, 2016.	*
31.1	Certification of Executive Officer Pursuant to Rule 13a-14(d)/15d-14(d).	Filed herewith.
33.1	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Financial for the year ended December 31, 2018.	Filed herewith.
33.2	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Deutsche Bank Trust Company Americas for the year ended December 31, 2018.	Filed herewith.
34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Financial dated March 12, 2019 for the year ended December 31, 2018.	Filed herewith.
34.2
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Deutsche Bank Trust Company Americas, dated February 28, 2019 for the year ended December 31, 2018.
Filed herewith.
35.1	Servicer Compliance Statement of Ally Financial for the year ended December 31, 2018.	Filed herewith.
99.1	Trust Sale and Servicing Agreement among Capital Auto Receivables LLC, as Depositor and Ally Financial, as Servicer, Custodian and Seller, and the Issuing Entity, dated as of March 16, 2016.	*
99.2	Custodian Agreement between Ally Financial, as Custodian, and Capital Auto Receivables LLC, as Depositor, dated as of March 16, 2016.	*
99.3	Administration Agreement among the Issuing Entity, Ally Financial, as Administrator, and the Indenture Trustee, dated as of March 16, 2016.	*
99.4	Asset Representations Review Agreement among the Issuing Entity, Ally Financial, as Sponsor, and Clayton Fixed Income Services LLC, as Asset Representations Reviewer, dated as of March 16, 2016.	*

*	Incorporated by reference to the corresponding Exhibit to the Issuing Entity’s Current Report on Form 8-K filed on March 17, 2016 (File No. 333-208079-01).

**	Incorporated by reference to Exhibit 3.1 of Capital Auto Receivables LLC’s Post-Effective Amendment No. 3 to Form S-3 Registration Statement filed on December 4, 2006 (File No. 333-105077).